Form 10-Q
period 2001-03-31
PDC 2000 C LTD
filed 2001-05-15
CIK 1127360

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended March 31, 2001

                                      or

           [ ] Transition Report Pursuant to Section 13 of 15(d) of
                   the Securities and Exchange Act of  1934
               For the transition period from         to




                      Commission file number 333-41977-11


               I.R.S. Employer Identification Number 55-0773437

                        PDC 2000-C LIMITED PARTNERSHIP

                     (A West Virginia Limited Partnership)
                             103 East Main Street
                             Bridgeport, WV 26330
                           Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     XX       No


                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2001 (unaudited)
            and December 31, 2000                                      1

           Statement of Operations -
            Three Months Ended March 31, 2001 (unaudited)              2

           Statement of Partners' Equity and Comprehensive Income -
            Three Months Ended March 31, 2001 (unaudited)              3

           Statement of Cash Flows-
            Three Months Ended March 31, 2001 (unaudited)              4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualititive Disclosure About
           Market Rate Risk                                            7

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                     March 31, 2001 and December 31, 2000



  Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $     30,201          30,942
  Accounts receivable - oil and gas revenues        163,581            -
           Total current assets                     193,782          30,942

Oil and gas properties, successful
  efforts method                                 15,233,979       2,340,236
Unevaluated properties                                 -         12,893,743
      Less accumulated depreciation, depletion,
        and amortization                             77,872            -
                                                 15,156,107      15,233,979

                                                $15,349,889      15,264,921

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $   136,728          11,501
                    Total current liabilities       136,728          11,501


Partners' Equity                                 15,213,161      15,253,420

                                                $15,349,889      15,264,921

See accompanying notes to financial statements.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                       Three months ended March 31, 2001
                                  (Unaudited)


Revenues:
  Sales of oil and gas                           $ 150,895
  Interest earned                                        9
                                                   150,904

Expenses:
  Lifting cost                                      28,602
  Depreciation, depletion and amortization          77,872
                                                   106,474

           Net income                            $  44,430

           Net income per limited and additional
             general partner unit                $      51

See accompanying notes to financial statements.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

            Statement of Partners' Equity and Comprehensive Income

                       Three months ended March 31, 2001
                                  (Unaudited)




                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income          Total


Balance, December 31, 2000  $12,202,736   3,050,684               15,253,420

Comprehensive income:
 Net income                      35,544       8,886                   44,430
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                           -
 Change in fair value of out-
  standing hedging positions                            (338,316)
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                 253,627
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                 (84,689)    (84,689)
Comprehensive loss                                                   (40,259)


Balance, March 31, 2001      $12,238,280  3,059,570      (84,689) 15,213,161

See accompanying notes to financial statements.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                       Three months ended March 31, 2001
                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                     $  44,430
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation, depletion, and amortization                     77,872
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues      (163,581)
      Increase in accrued expenses                                  40,538
          Net cash used by operating activities                       (741)

Net change in cash                                                    (741)
Cash at beginning of period                                         30,942
Cash at end of period                                            $  30,201

See accompanying notes to financial statements.



































                                      -4-
                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)



1.  Accounting Policies

    Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2000, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.  Oil and Gas Properties

    The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by an independent petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.















                                      -5-


                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

4.  Derivative Instruments and Hedging Activities

    The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from its integrated natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas purchases and sales, generally forecasted to occur within a 12 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of ($84,689) on March 31, 2001. On adoption of this Statement on January 1, 2001, the Partnership had no adjustment to record in accumulated other comprehensive income (AOCI) because there were no derivatives relating to the Partnership as of January 1, 2001. During the quarter ended March 31, 2001, the Partnership recorded $253,627 into oil and gas sales relating to natural gas futures and option contracts purchased and settled by the Partnership during the quarter ended March 31, 2001.

    Changes in fair value related to qualifying hedges of firm commitments or anticipated transactions through the use of natural gas futures and option contracts are deferred and recorded in AOCI and subsequently recognized in income when the underlying hedged transaction occurs. In order for the contracts to qualify as a hedge, there must be sufficient hedging effectiveness. The change in the fair value of derivative instruments which do not qualify for hedging are recognized into income currently.

5.  Comprehensive Income

    Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

         The Partnership was funded with initial Limited and Additional General Partner contributions of $14,008,256 and the Managing General Partner contributed $3,046,796 in accordance with the Agreement. Syndication and management fee costs of $1,821,073 were incurred leaving available capital of $15,233,979 for Partnership activities.

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and will complete well drilling activities in the second quarter of 2001. Thirty-one wells have been drilled, all of which will be completed as producing wells.

         The Partnership had net working capital at March 31, 2001 of $57,054.

         Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

         The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

    Results of Operations

         The Partnership closed on November 13, 2000. The Partnership has thirty-one successful wells with eight remaining to be put in line. Cash distributions to the partners should commence in the second quarter of 2001.

Item 3.  Quantitative and Qualititive Disclosure About Market Rate Risk

    Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of March 31, 2001, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 43,333 dt of natural gas with a weighted average price of $4.05 dt resulting in a total contract amount of $175,427, and a fair market value of ($84,689). Open option contracts maturing in 2001 are for the sale of 117,963 dt with a weighted average floor price of $3.75 dt and fair market value of zero as of December 31, 2000.

                                      -7-
                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PDC 2000-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  May 15, 2001                             /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  May 15, 2001                             /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer