Form 10-Q
period 2001-06-30
PDC 2000 C LTD
filed 2001-08-14
CIK 1127360

CONFORMED COPY





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934
                      For the period ended June 30, 2001

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


                                     INDEX



PART I - FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Balance Sheets - June 30, 2001 (unaudited)
            and December 31, 2000                                      1

           Statement of Operations -
            Three and Six Months Ended June 30, 2001 (unaudited)       2

           Statement of Partners' Equity and Comprehensive Income -
            Six Months Ended June 30, 2001 (unaudited)                 3

           Statement of Cash Flows-
            Six Months Ended June 30, 2001 (unaudited)                 4

           Notes to Financial Statements                               5 & 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

  Item 3.  Quantitative and Qualititive Disclosure About
           Market Rate Risk                                            7

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                           8

  Item 6.  Exhibits and Reports on Form 8-K                            8













                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                                Balance Sheets

                      June 30, 2001 and December 31, 2000



  Assets
                                                   2001                2000
                                                (Unaudited)

Current assets:
  Cash                                         $     19,798          30,942
  Accounts receivable - oil and gas revenues        472,105            -
           Total current assets                     491,903          30,942

Oil and gas properties, successful
  efforts method                                 15,233,979       2,340,236
Unevaluated properties                                 -         12,893,743
      Less accumulated depreciation, depletion,
        and amortization                            243,477            -
                                                 14,990,502      15,233,979

                                                $15,482,405      15,264,921

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                          $    23,230          11,501
                    Total current liabilities        23,230          11,501


Partners' Equity                                 15,459,175      15,253,420

                                                $15,482,405      15,264,921

See accompanying notes to financial statements.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Operations

                   Three and Six months ended June 30, 2001
                                  (Unaudited)

                                                 Three Months    Six Months
                                                    Ended           Ended
                                                 June 30, 2000  June 30, 2000

Revenues:
      Sales of oil and gas                        $ 606,368       $ 757,263
      Interest earned                                  -                  9
                                                    606,368         757,272

Expenses:
      Lifting cost                                   95,018         123,620
      Direct administrative charges                      80              80
      Depreciation, depletion and amortization      165,605         243,477
                                                    260,703         367,177

              Net income                          $ 345,665       $ 390,095

              Net income per limited and additional
                general partner unit              $     368       $     446

See accompanying notes to financial statements.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

            Statement of Partners' Equity and Comprehensive Income

                        Six months ended June 30, 2001
                                  (Unaudited)




                              Limited and               Accumulated
                              additional    Managing    other
                              general       general     Comprehensive
                              partners      partner     Income          Total


Balance, December 31, 2000  $12,202,736   3,050,684               15,253,420

Distributions to partners      (154,034)    (38,508)                (192,542)
Comprehensive income:
 Net income                     312,076      78,019                  390,095
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001                                           -
 Change in fair value of out-
  standing hedging positions                            (219,816)
 Less reclassification
  adjustments for settled
  contracts included in net
  income                                                 228,018
 Closing balance of accumulated
  net gain (loss) on cash flow
  hedges                                                   8,202       8,202
Comprehensive loss                                                   398,297


Balance, June 30, 2001       $12,360,778  3,090,195        8,202  15,459,175


See accompanying notes to financial statements.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                            Statement of Cash Flows

                        Six months ended June 30, 2001
                                  (Unaudited)

Cash flows from operating activities:
  Net income                                                     $ 390,095
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion, and amortization                    243,477
      Changes in operating assets and liabilities:
      Increase in accounts receivable - oil and gas revenues      (463,903)
      Increase in accrued expenses                                  11,729
          Net cash provided by operating activities                181,398

Cash flow from financing activities:
  Distributions to partners                                        192,542
           Net cash used by financing activities                   192,542

Net change in cash                                                 (11,144)
Cash at beginning of period                                         30,942
Cash at end of period                                            $  19,798

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

2.  Basis of Presentation

    The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

    Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactons and have a total estimated fair value of $8,202 on June 30, 2001. On adoption of this Statement on January 1, 2001, the Partnership had no adjustment to record in accumulated other comprehensive income (AOCI) because there were no derivatives relating to the Partnership as of January 1, 2001. During the three and six months ended June 30, 2001, the Partnership reclassified ($25,609) and $228,018, respectively, from AOCI into oil and gas sales relating to settled contracts.

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

5.  Comprehensive Income

    Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $92,891 and $8,202 for the three and six months ended June 30, 2001, respectively.

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

         The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by June 30, 2001. Thirty-one wells have been drilled, all of which will be completed as producing wells.

         The Partnership had net working capital at June 30, 2001 of $468,673.

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

    Results of Operations

    Three Months Ended June 30, 2001

         The Partnership turned an additional 8 wells into line during the second quarter of 2001 to add to the 23 wells turned into line during the first quarter of 2001. While the Partnership experienced a modest net income, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $192,542 to the partners during the second quarter of 2001.

    Six Months Ended June 30, 2001

         The Partnership has drilled thirty-one successful wells all of which are productive. As of June 30, 2001, the Partnership has thirty wells in production with the remaining well scheduled to be put in production during the third quarter of 2001. The first cash distribution occured on June 26, 2001.

                        PDC 2000-C LIMITED PARTNERSHIP
                     (A West Virginia Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

Item 3.  Quantitative and Qualititive Disclosure About Market Rate Risk

    Commodity Price Risk

         The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of June 30, 2001, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 20,939 dt of natural gas with a weighted average price of $3.94 dt resulting in a total contract amount of $82,487, and a fair market value of $8,202. Open option contracts maturing in 2001 are for the sale of 65,145 dt with a weighted average floor price of $3.75 dt.



































                                      -8-
                                                               CONFORMED COPY

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) None.

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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


                                              PDC 2000-C Limited Partnership
                                                      (Registrant)

                                              By its Managing General Partner
                                              Petroleum Development Corporation




Date:  August 14, 2001                           /s/ Steven R. Williams
                                                    Steven R. Williams
                                                       President


Date:  August 14, 2001                           /s/ Dale G. Rettinger
                                                    Dale G. Rettinger
                                                 Executive Vice President
                                                     and Treasurer