Form 10-Q
period 2001-09-30
PDC 2000 C LTD
filed 2001-11-14
CIK 1127360

CONFORMED COPY





	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



	[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
	For the period ended September 30, 2001

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



	PDC 2000-C LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)


	INDEX



PART I - FINANCIAL INFORMATION							Page No.

	Item 1.  Financial Statements

		Balance Sheets - September 30, 2001 (unaudited)
		 and December 31, 2000							1

		Statements of Operations -
		 Three and Nine Months Ended September 30, 2001 (unaudited)	2

		Statement of Partners' Equity and Comprehensive Income -
		 Nine Months Ended September 30, 2001 (unaudited)		3

		Statement of Cash Flows-
		 Nine Months Ended September 30, 2001 (unaudited)		4

		Notes to Financial Statements						5

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations					7

	Item 3.	Quantitative and Qualitative Disclosure About
		Market Rate Risk								8

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings							9

	Item 6.	Exhibits and Reports on Form 8-K				9














	PDC 2000-C LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Balance Sheets

	September 30, 2001 and December 31, 2000



	Assets
										2001    	2000
			                                (Unaudited)

Current assets:
	Cash                          			$     20,348	30,942
	Accounts receivable - oil and gas revenues	     545,533	  -
	  	Total current assets				     565,881	30,942

Oil and gas properties, successful
	efforts method						  15,233,979   2,340,236
Unevaluated properties							  -     12,893,743
      Less accumulated depreciation, depletion,
        and amortization	   				     658,550	  -
									  14,575,429  15,233,979

									 $15,141,310  15,264,921

      Current Liabilities and Partners' Equity

Current liabilities:
      Accrued expenses                     		$     5,950	      11,501
                    Total current liabilities			5,950		11,501


Partners' Equity	 						 15,135,360	  15,253,420

									$15,141,310	  15,264,921

See accompanying notes to financial statements.

	PDC 2000-C LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statements of Operations

	Three and Nine months ended September 30, 2001
	(Unaudited)

									Three Months 		Nine Months
								   	Ended	 		   	Ended
									September 30, 2001	September 30,2001

Revenues:
	Sales of oil and gas					$ 763,143 			$1,520,406
	Interest earned	      					569	  		       578
									  763,712	 		 1,520,984

Expenses:
	Lifting cost						  182,122 			   305,742
	Direct administrative charges					 18 				  98
	Depreciation, depletion and amortization	 	  415,073 			   658,550
			 						  597,213 	 		   964,390

		Net income						$ 166,499 			 $ 556,594

		Net income per limited and additional
		  general partner unit				$     190 			 $     636

See accompanying notes to financial statements.

	PDC 2000-C LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Partners' Equity and Comprehensive Income

	Nine months ended September 30, 2001
	(Unaudited)




								Limited and				Accumulated
								additional		Managing	other
								general		general 	Comprehensive
								partners		partner 	Income	  Total

Balance, December 31, 2000				$12,202,736  	 3,050,684 		 	15,253,420

Distributions to partners				   (548,595) 	  (137,148)			  (685,743)
Comprehensive income:
 Net income							    445,275		   111,319 			   556,594
 Opening balance of accumulated
  net loss on cash flow hedges
  upon adoption of FASB 133 on
  January 1, 2001												-
 Change in fair value of out-
  standing hedging positions									  (197,541)
 Less reclassification
  adjustments for settled
  contracts included in net
  income			  									   208,630
 Closing balance of accumulated
  net gain on cash flow
  hedges			 									    11,089      11,089
Comprehensive income	           	           	          	   					   567,683


Balance, September 30, 2001				$12,099,416      3,024,855	    11,089  15,135,360


See accompanying notes to financial statements.

	PDC 2000-C LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Statement of Cash Flows

	Nine months ended September 30, 2001
	(Unaudited)

Cash flows from operating activities:
	Net income										$ 556,594
	Adjustments to reconcile net income to net cash
	  provided from operating activities:
	    Depreciation, depletion, and amortization				  658,550
	    Changes in operating assets and liabilities:
	    Increase in accounts receivable - oil and gas revenues		 (534,444)
	    Decrease in accrued expenses		  				   (5,551)
	        Net cash provided from operating activities		     	  675,149

Cash flow from financing activities:
	Distributions to partners							 (685,743)
		Net cash used in financing activities				 (685,743)

Net change in cash		  							  (10,594)
Cash at beginning of period		  						   30,942
Cash at end of period									$  20,348

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

	The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

	Statement of Financial Accounting Standards No. 133 and No. 138, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133/138), was issued by the Financial Accounting Standards Board. SFAS No. 133/138 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership adopted the provisions of the SFAS 133/138 effective January 1, 2001. The natural gas futures and options are derivatives pursuant to SFAS 133/138. The Partnership's derivatives are treated as hedges of committed and/or anticipated transactions and have a total estimated fair value of $11,089 on September 30, 2001. On adoption of this Statement on January 1,
2001, the Partnership had no adjustment to record in accumulated other comprehensive income (AOCI) because there were no derivatives relating to the Partnership as of January 1, 2001. During the three and nine months ended September 30, 2001, the Partnership reclassified ($19,388) and $208,630, respectively, from AOCI into oil and gas sales relating to settled contracts.

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

	Comprehensive income includes net income and certain items recorded directly to partner's equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Other Comprehensive Income was $2,887 and $11,089 for the three and nine months ended September 30, 2001, respectively.

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

	The Partnership had net working capital at September 30, 2001 of $559,931.

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

	Results of Operations

	Three Months Ended September 30, 2001

		The Partnership turned an additional well into line during the third quarter of 2001 to add to the 30 wells turned into line during the first two quarters of 2001. The first cash distribution to the Partnership occurred on August 26, 2001. While the Partnership experienced a modest income, depreciation, depletion and amortization are a non-cash expense and therefore the Partnership distributed $685,743 cash to the partners during the third quarter of 2001.

	Nine Months Ended September 30, 2001

		The partnership has all 31 wells in production. The first cash distribution to the Partnership occurred on August 26, 2001.
While the Partnership experienced a modest income, depreciation, depletion and amortization are a non-cash expense and therefore the Partnership distributed $685,743 cash to the partners during the third quarter of 2001.

	PDC 2000-C LIMITED PARTNERSHIP
	(A West Virginia Limited Partnership)

	Notes to Financial Statements
	(Unaudited)


New Accounting Standard

		In June, 2001, the Financial Accounting Board Issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Partnership's year beginning January 1, 2003. At the present time, the Partnership has not determined the impact SFAS No. 143 will have on its financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosure About
            Market Rate Risk

	Commodity Price Risk

		The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of September 30, 2001, the Partnership had entered into a series of natural gas future contracts and options contracts. Open future contracts maturing in 2001 are for the sale of 6,761 dt of natural gas with a weighted average price of $3.47 dt resulting in a total contract amount of $23,462. Open option contracts maturing in 2001 are for the sale of 15,788 dt with a weighted average floor price of $3.75 dt. The estimated fair market value of both future contracts and options is $11,089 as of September 30, 2001.

	CONFORMED COPY

	PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None.

Item 6.  Exhibits and Reports on Form 8-K

		(a) None.

		(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.



	SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				PDC 2000-C Limited Partnership
				        (Registrant)

 				By its Managing General Partner
				Petroleum Development Corporation




Date:  November 14, 2001	  /s/ Steven R. Williams
					      Steven R. Williams
				      	   President


Date:  November 14, 2001	  /s/ Dale G. Rettinger
  				      	Dale G. Rettinger
				   		Executive Vice President
				       	and Treasurer