Form 10-K
period 2001-12-31
PDC 2000 C LTD
filed 2002-03-27
CIK 1127360

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

     Under the terms of the Agreement, the allocation of revenues is as follows:

Allocation of Revenues
Additional General and Limited Partners	80%
==
Managing General Partner	20%
==

     Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

     The Partnership has no employees, however, PDC has approximately 90 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of 31 gross wells all of which were successful and will continue to operate and produce them. The Partnership does not have unexpended initial capital and no additional drilling is planned.

     See Item 2 herein for information concerning the Partnership's wells.

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

Derivatives and Hedging Activities

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.

     The Managing General Partner has extensive experience with the use of financial hedges to reduce the risk and impact of natural gas price changes. These hedges are used to "lock in" fixed prices from time to time for the Managing General Partner and its various limited partnerships' share of production. In order for future contracts to serve as effective hedges, there must be sufficient correlation to the underlying hedged transaction. While hedging can help provide price protection if spot prices drop, hedges can also limited upside potential.

     Despite the measures taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from November 13, 2000 (date of inception) to December 31, 2001, of the Partnership which was conducted in the Continental United States.
	Development Wells
	Gross			Net
	Productive	Dry	Total	Productive	Dry	Total
Period Ended December 31, 2001	31	-	31	22.14	-	22.14

     No additional drilling activity is planned.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by area as of December 31, 2001.

Location	Gross	Net
Rocky Mountain	19	15.58
Michigan Basin	12	6.56
Total	31	22.14
	==	====

     A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

     At December 31, 2001, PDC 2000-C Limited Partnership had one Managing General Partner, 3 Limited Partners who fully paid for 1.25 units at $25,000 per unit of limited partnership interests and a total of 550 Additional General Partners who fully paid for 699.1628 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
	Year Ended December 31, 2001	Period from November 13, 2000 (date of inception) to December 31, 2000
Oil and Gas Sales	$2,242,180	-
Costs and Expenses	4,077,952	361,707
Net Loss	(1,833,857)	(330,765)
Allocation of Net Income (loss):
Managing General Partner	(366,771)	3,889
Limited and Additional General Partners	(1,467,086)	(334,654)
Per Limited and Additional General Partner Unit	(2,095)	(478)
Total Assets	12,163,253	15,264,921
Distributions:
Managing General Partner	253,513	-
Limited and Additional General Partners	1,014,057	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Partnership was funded with initial Limited and Additional General Partner contributions of $14,008,256 and the Managing General Partner contributed $3,046,796 in accordance with the Agreement. Syndication costs and management fee of $1,821,073 were incurred leaving available cash of $15,233,979 for Partnership activities.

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2001. Thirty-one wells have been drilled, all of which haven been completed as producers. No additional wells will be drilled.

     The Partnership had working capital at December 31, 2001 of $496,112.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

2001 Results

     Oil and gas sales commenced during the first quarter of 2001 with revenue distributions to the partners commencing in the second quarter. Although the Partnership had a net loss of ($1,833,857) it was primarily due to the impairment charge for oil and gas properties which amounted to $1,971,046 in 2001. This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which considered future discounted cash flows. Cash distributions to the partners amounted to $1,267,570 in 2001.

2000 Results

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and had drilled five gross wells by the end of the year.

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

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of the Partnership's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

Impairment of Long-Lived Assets

     The Partnership assess impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized cots exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

     The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

New Accounting Standards

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Partnership does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

Item 7.a.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner of the Partnership utilizes commodity-based derivative instruments as hedges to manage a portion of the Partnership's exposure to price risk from its natural gas sales. These instruments consist of NYMEX-traded natural gas futures contracts and option contracts. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Partnership will receive for the volume to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Partnership's exposure to decreases in price associated with the hedging commodity, they also limit the benefit the Partnership might otherwise have received from price increases associated with the hedged commodity. The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes. As of December 31, 2001, the Partnership had no natural gas futures contracts or options contracts. The Partnership wells were not in production as of December 31, 2000, therefore, the Partnership had no futures or option contracts for the sale of natural gas at December 31, 2000.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2001, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

      The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

       FINANCIAL DISCLOSURE.

       NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2001 has been filed with the Securities and Exchange Commission.

ITEM 11. MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the periods ended December 31, 2001 and 2000.
	2001	2000
Drilling and completion costs	$ -	15,233,979
Offering and organization costs (includes syndication cost and management fee)	-	1,821,073
Tax return preparation	3,720	3,720
Direct administrative cost	2,619	1,000
Lifting costs	488,923	-

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2000-C Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ James N. Ryan James N. Ryan, Chairman
March 26 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March 26, 2002

/s/ Steven R. Williams Steven R. Williams	President and Director	March 26, 2002

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March 26, 2002

/s/ Roger J. Morgan Roger J. Morgan	Secretary and Director	March 26, 2002

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Year Ended December 31, 2001 and

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

Independent Auditors' Report

To the Partners

PDC 2000-C Limited Partnership:

We have audited the financial statements of PDC 2000-C Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2000-C Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from November 13, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Partnership changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Pittsburgh, Pennsylvania

March 11, 2002

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000

Current assets:
Cash	$ 21,684	30,942
Accounts receivable - oil and gas revenues	485,688	-
Total current assets	507,372	30,942

Oil and gas properties, successful efforts method (Notes 3 and 5):
Oil and gas properties	13,262,933	15,233,979
Less accumulated depreciation, depletion, and amortization	1,607,052	-
	11,655,881	15,233,979

	$12,163,253	15,264,921
	=======	=======
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 11,260	11,501
Total current liabilities	11,260	11,501

Partners' equity	12,151,993	15,253,420

	$12,163,253	15,264,921
	=======	=======

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Year Ended December 31, 2001 and Period from November 13, 2000

(Date of inception) to December 31, 2000

	2001	2000
Revenues:
Sales of oil and gas	$2,242,180	-
Interest income	1,915	30,942
	2,244,095	30,942
Expenses (note 3):

Lifting cost	488,923	-
Management fee	-	350,206
Independent audit fee	3,540	3,781
Tax return preparation	3,720	3,720
Direct administrative cost	2,619	1,000
Independent engineering cost	1,052	3,000
Loss on impairment of oil and gas properties	1,971,046	-
Depreciation, depletion and amortization	1,607,052	-
	4,077,952	361,707

Net loss	$(1,833,857)	(330,765)
	=======	=======
Net loss per limited and additional general partner unit	$ (2,095)	(478)
	=======	=======

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity

Year Ended December 31, 2001 and

Period from November 13, 2000(date of inception)

to December 31, 2000

	Limited and additional general partners	Managing general Partner	Accumulated Other Comprehensive Income	Total
Partners' initial capital contributions	$ 14,008,256	3,046,796	-	17,055,052
Syndication costs	(1,470,867)	-		(1,470,867)
Net loss	(334,654)	3,889		(330,765)

Balance, December 31, 2000	12,202,735	3,050,685	-	15,253,420

Distributions to partners	(1,014,057)	(253,513)		(1,267,570)

Comprehensive loss:
Net loss	(1,467,086)	(366,771)		(1,833,857)
Opening balance of accumulated net loss on cash flow hedges			78,632
Change in fair value of outstanding hedging positions			(91,874)
Reclassification adjustment for settled contracts included in net income			13,242
Other comprehensive income			-	-
Comprehensive loss				(1,833,857)

Balance, December 31, 2001	$ 9,721,592	2,430,401	-	12,151,993
	=======	=======	=======	=======

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Year Ended December 31, 2001 and

Period from December 27, 2000(date of inception)

to December 31, 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(1,833,857)	(330,765)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation, depletion and amortization	1,607,052	-
Loss on impairment of oil and gas properties	1,971,046	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(485,688)	-
(Decrease) increase in accrued expenses	(241)	11,501

Net cash provided from (used by) operating activities	1,258,312	(319,264)

Cash flows from investing activities:
Expenditures for oil and gas properties	-	(15,233,979)

Net cash used by investing activities	-	(15,233,979)

Cash flows from financing activities:
Limited and additional general partner contributions	-	14,008,256
Managing General Partner contribution	-	3,046,796
Syndication cost paid	-	(1,470,867)
Distributions to partners	(1,267,570)	-

Net cash (used by) provided from financing activities	(1,267,570)	5,584,185

Net (decrease) increase in cash	(9,258)	30,942
Cash at beginning of period	30,942	-
Cash at end of period	$ 21,684	30,942
	=======	=======

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2001

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

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright & Company, Inc. at December 31, 2001. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 2001 the loss on impairment of oil and gas properties as reflected in the Statement of Operations amounted to $1,971,046.

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

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements. Continued

     Derivatives Financial Instruments

     The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of natural gas futures and option contracts traded on the New York Mercantile Exchange. The futures and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes.

     As of December 31, 2001 the Partnership had no futures contracts or option contracts for the sale of natural gas.

     All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2001.

     Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will discontinue.

     By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates repayment risk. The Managing General Partner minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

     Use of Estimates

     The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties which are used in assessing impairment of long-lived assets.

     New Accounting Standards

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and subsequently reviewed for impairment. The Partnership does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Partnership also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. At this time, the Partnership cannot reasonably estimate the effect of the adoption of this Statement on either its financial position, results of operations, or cash flows.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

       a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

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

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include the following:

	Year ended December 31, 2001	Period from November 13, 2000 (date of inception) to December 31, 2000
Drilling and completion costs	-	$15,233,979
Offering and organization costs(includes reimbursements of syndication cost and management fee)	-	1,821,073
Tax return preparation	$3,720	3,720
Direct administrative cost	2,619	1,000
Lifting Costs	488,923	-

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

___________________

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

     (3) As set forth in the following paragraphs, the allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs.

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

     (4) In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners. During 2001 PDC did not purchase any units of the Partnership.

(5)  Costs Relating to Oil and Gas Activities

     The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities are as follows:

	December 31,
	2001	2000
Unevaluated oil and gas properties	-	15,233,979
Lease acquisition costs	$ 321,700	-
Intangible development costs	12,187,183	-
Well equipment	2,725,096	-
Impairment charge	(1,971,046)	-
	$13,262,933	15,233,979
	=======	=======

        The following costs were incurred for the Partnership's oil and gas activities:

	Year Ended December 31,2001	Period from November 13, 2000 (date of inception)to December 31,2000

Property acquisition costs	$ 321,700	-
Development costs	14,912,279	-
Unevaluated oil and gas properties	(15,233,979)	15,233,979
	$ -	15,233,979
	=======	=======

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(6)  Income Taxes

     As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2001 and 2000, the income tax basis of the partnership's oil and gas properties was $2,657,496 and $3,046,796, respectively.

    Supplemental Reserve Information (unaudited)

       Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Natural gas	Oil
	(mcf)	(bbls)
Proved developed reserves as of
November 13, 2000	-	-
Extensions, discoveries and other additions	524,552	102,711
Production	-	-

Proved developed reserves as of
December 31, 2000	524,552	102,711

Extensions, discoveries and other additions	5,198,985	107,639
Production	(468,389)	(37,784)

Proved developed reserves as of
December 31, 2001	5,255,148	172,566
	=======	=======