Form 10-Q
period 2002-09-30
PDC 2000 C LTD
filed 2002-10-24
CIK 1127360

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities and Exchange Act of 1934

For the period ended September 30, 2002

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

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX
PART I - FINANCIAL INFORMATION		Page No.

Item 1. Financial Statements

	Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001	1

	Statement of Operations - Three Months and Nine Months Ended September 30, 2002 and 2001 (unaudited)	2

	Statement of Partners' Equity and Comprehensive Income - Nine Months Ended September 30, 2002 (unaudited)	3

	Statement of Cash Flows- Nine Months Ended September 30, 2002 and 2001 (unaudited)	4

	Notes to Financial Statements	5 & 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosure About
	Market Rate Risk	7

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 6.	Exhibits and Reports on Form 8-K	9

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001

Assets
	2002	2001
	(Unaudited)

Current assets:
Cash	$ 9,538	21,684
Accounts receivable - oil and gas revenues	318,337	485,688
Total current assets	327,875	507,372

Oil and gas properties, successful efforts method	13,262,933	13,262,933
Less accumulated depreciation, depletion
and amortization	2,680,385	1,607,052
	10,582,548	11,655,881

	$10,910,423	12,163,253

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 9,995	11,260
Total current liabilities	9,995	11,260

Partners' Equity	10,900,428	12,151,993

	$10,910,423	12,163,253

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Three months and nine months ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Sales of oil and gas	$356,987	763,143	1,264,511	1,520,406
Interest income	853	569	1,570	578
	357,840	763,712	1,266,081	1,520,984
Expenses:
Lifting cost	127,755	182,122	470,260	305,742
Direct administrative charges	128	18	128	98
Independent engineering fee	-	-	940	-
Income tax preparation	-	-	1,385	-
Depreciation, depletion, and amortization	313,528	415,073	1,073,333	658,550
	441,411	597,213	1,546,046	964,390

Net (loss) income	$ (83,571)	166,499	(279,965)	556,594

Net (loss) income per limited and additional
general partner unit	$ (96)	190	(320)	636

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income

Nine months ended September 30, 2002

(Unaudited)

	Limited and Additional general partners	Managing General partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2001	$9,721,592	2,430,401	-	12,151,993

Distributions to partners	(791,025)	(197,755)		(988,780)

Comprehensive loss:
Net loss	(223,972)	(55,993)		(279,965)
Change in fair value of outstanding hedging positions			17,180
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive income			17,180	17,180
Comprehensive loss				(262,785)
Balance, September 30, 2002	$ 8,706,595	2,176,653	17,180	10,900,428

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Nine months ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss) income	$(279,965)	556,594
Adjustments to reconcile net (loss) income to net cash
provided from operating activities:
Depreciation, depletion and amortization	1,073,333	658,550
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	194,527	(534,444)
Decrease in accrued expenses	(11,261)	(5,551)
Net cash provided from operating activities	976,634	675,149

Cash flows from financing activities:
Distributions to partners	(988,780)	(685,743)
Net cash used by financing activities	(988,780)	(685,743)

Net decrease in cash	(12,146)	(10,594)
Cash at beginning of period	21,684	30,942
Cash at end of period	$ 9,538	20,348

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership had net working capital at September 30, 2002 of $317,880.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Oil and gas sales decreased during the first nine months of 2002 compared to the same period of 2001 as a result of lower prices partially offset by higher volumes since not all wells were turned into line and producing during the first nine months of 2001. While the partnership recorded a net loss for the period, depreciation, depletion and amortization is a non-cash item, therefore the partnership was able to distribute $988,780 to the partners during the first nine months of 2002.

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

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past 24 months, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices close to or above $4 per million Btu's (mmbtu) for the balance of 2002 and even higher beyond the end of the year. This price level apparently reflects market concern about the adequacy of natural gas deliverability given a normal winter and/or a recovery of the economy. In contrast natural gas storage levels are at historically high levels, a situation that in the past has resulted in low gas prices. The Managing General Partner believes this situation creates the possibility of both periods of low prices and of significantly higher prices.

During the second and third quarters of 2002, our Colorado gas prices have been adversely effected by an increase in the "basis" between NYMEX and Colorado prices. Pipeline capacity from the area to major markets in California and the Midwest is not adequate to move the new supplies developed over the past several years by oil and gas companies when local demand is at low summer levels. The result has been lower prices and some limited curtailment of production. Several major pipeline projects are underway and in planning stages that will improve capacity over the next several years. There remains a possibility of greater seasonal volatility in Colorado than some other producing areas, but we expect the situation to improve over the coming year.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to reduce some of the impact of fluctuations in prices. Through October of 2003 the Partnership has in place a series of costless collars. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. These floor and ceiling prices were set at levels which allowed the Partnership to set floors on two units of production for each unit of production with a ceiling. For the month October 2002 the Partnership has floors in place in a range of from $2.20 to $2.85 on 24,783 Mmbtu of monthly production and ceilings in place in a range from $3.20 to $3.75 on 12,392 Mmbtu of monthly production. For the period from November 2002

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

through March 2003, the Partnership has floors in place in a range from $2.75 to $3.80 on 31,490 Mmbtu of monthly production and ceilings in place in a range from $3.28 to $4.45 on 15,745 Mmbtu of monthly production. For the period from April 2003 through October 2003, the Partnership has floors in place in a range from $2.50 to $3.50 on 15,745 Mmbtu of monthly production and ceilings in place in a range from $3.13 to $3.80 on 7,872 Mmbtu of monthly production. The fair value of these floors and ceilings as of September 30, 2002 is $17,180.

As of September 30, 2002 the Partnership had option contracts for the sale of 146,223 dt of natural gas with an average ceiling price of $3.60 and for the sale of 292,446 dt of natural gas with an average floor price of $2.74.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at September 30, 2002, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) No reports on Form 8-K have been filed during the quarter ended

September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: October 23, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: October 23, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer