Form 10-Q/A
period 2002-09-30
PDC 2000 C LTD
filed 2002-10-31
CIK 1127360

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

September 30, 2002 December 31, 2001

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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
PDC 2000-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: October 31, 2002	/s/ Steven R. Williams Steven R. Williams President

Date: October 31, 2002	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer

FORM 10-Q CERTIFICATION

I, James N. Ryan , certify that:

  I have reviewed this quarterly report on Form 10-Q of PDC 2000-C Limited Partnership;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and
  The registrant"s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ James N. Ryan

James N. Ryan

Chief Executive Officer

of Petroleum Development Corporation

Managing General Partner

10

FORM 10-Q CERTIFICATION

I, Dale G. Rettinger, certify that:

  I have reviewed this quarterly report on Form 10-Q of PDC 2000-C Limited Partnership;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and
  The registrant"s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

Managing General Partner

11