Form 10-Q/A
period 2003-06-30
PDC 2000 C LTD
filed 2003-11-13
CIK 1127360

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

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 1,159	9,821
Accounts receivable - oil and gas revenues	382,812	402,256
Total current assets	383,971	412,077

Oil and gas properties, successful efforts method	13,270,840	13,262,933
Less accumulated depreciation, depletion
and amortization	3,350,244	2,888,112
	9,920,596	10,374,821

	$10,304,567	10,786,898

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 28,312	21,677
Total current liabilities	28,312	21,677

Asset retirement obligation	9,017	-

Partners' Equity	10,267,238	10,765,221

	$10,304,567	10,786,898

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$ 437,268	467,978	1,010,176	907,524
Interest income	273	-	523	717
	437,541	467,978	1,010,699	908,241
Expenses:
Lifting cost	159,138	178,484	329,834	342,505
Direct administrative cost	54	-	256	-
Independent engineering fee	-	940	-	940
Income tax preparation	-	1,385	-	1,385
Depreciation, depletion, and amortization	194,823	357,461	460,416	759,805
	354,015	538,270	790,506	1,104,635

Income (loss) before cumulative effect of accounting change	83,526	(70,292)	220,193	(196,394)

Cumulative effect of accounting change	-	-	(2,693)	-

Net income (loss) after cumulative effect of accounting change	$ 83,526	(70,292)	217,500	(196,394)

Net income (loss) per limited and additional
general partner unit	$ 95	(80)	248	(224)

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$8,609,982	2,152,498	2,741	10,765,221

Distributions to partners	(549,765)	(137,441)	-	(687,206)

Comprehensive income:
Net income	174,000	43,500	-	217,500
Change in fair value of outstanding hedging positions			(26,866)
Less reclassification adjustments for settled contracts included in net income			(1,411)
Other comprehensive loss			(28,277)	(28,277)
Comprehensive income				189,223

Balance, June 30, 2003	$ 8,234,217	2,058,557	(25,536)	10,267,238

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$217,500	(196,394)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation, depletion and amortization	460,416	759,805
Cumulative effect of accounting change	2,693	-
Accretion of asset retirement obligation	133	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	11,555	116,680
Decrease in accounts payable	(13,753)	(11,260)
Net cash provided from operating activities	678,544	668,831

Cash flows from financing activities:
Distributions to partners	(687,206)	(681,700)
Net cash used by financing activities	(687,206)	(681,700)

Net decrease in cash	(8,662)	(12,869)
Cash at beginning of period	9,821	21,684
Cash at end of period	$ 1,159	8,815

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on November 13, 2000 with initial Limited and Additional General Partner contributions of $14,008,256 and the Managing General Partner's cash contribution of $3,046,796 in accordance with the Agreement. After payment of syndication costs of $1,470,867 and a one-time management fee to the Managing General Partner of $350,206 the Partnership had available cash of $15,233,979 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by June 30, 2001. Thirty-one wells have been drilled of which all were completed as producing wells. No additional wells will be drilled.

The Partnership had net working capital at June 30, 2003 of $355,659.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $437,268 compared to $467,978 for the three months ended June 30, 2002, a decrease of $30,710 or 6.6%. The volume of natural gas sold for the three months ended June 30, 2003, was 89,112 Mcf at an average sales price of $3.96 per Mcf compared to 139,292 Mcf at an average price of $2.19 per Mcf for the three months ended June 30, 2002. Oil sales were 3,089 barrels at an average sales price of $27.33 per barrel for the three months ended June 30, 2003 compared to 6,432 barrels at an average sales price of $25.28 per barrel for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $1.48 per Mcfe compared to $1.00 per Mcfe for the three months ended June 30, 2002. While the Partnership experienced a net income of $83,526, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $370,784 to the partners for the three months ending June 30, 2003.

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $1,010,176 compared to $907,524 for the six months ended June 30, 2002, an increase of $102,652 or 11.3%. The volume of natural gas sold for the six months ended June 30, 2003, was 195,897 Mcf at an average sales price of $3.80 per Mcf compared to 301,746 Mcf at an average price of $2.06 per Mcf for the six months ended June 30, 2002. Oil sales were 8,632 barrels at an average sales price of $30.87 per barrel for the six months ended June 30, 2003 compared to 11,976 barrels at an average sales price of $23.76 per barrel for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $1.33 per Mcfe compared to $0.92 per Mcfe for the six months ended June 30, 2002. While the Partnership experienced a net income of $217,500, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $687,206 to the partners for the six months ending June 30, 2003.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place in a range from $2.50 to $4.65 on 18,236 Mmbtu of monthly production and ceilings in place in a range from $3.13 to $5.40 on 6,592 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place in a range from $3.50 to $4.45 on 8,809 Mmbtu of monthly production and ceilings in place in a range from $5.00 to $5.40 on 7,544 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. The Managing General Partner also has in place at June 30, 2003, hedges on 409 barrels a month for its Wattenberg Field oil production for the period from July 2003 through December 2003 at a price of $30.00 per barrel. The fair value of these floors, ceilings and hedges as of June 30, 2003 is $(25,536).

As of June 30, 2003 the Partnership had option contracts for the sale of 64,089 Mmbtu of natural gas with an average ceiling price of $4.81 and for the sale of 116,990 Mmbtu of natural gas with an average floor price of $3.40.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

               June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2000-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: November 12, 2003	/s/ James N. Ryan James N. Ryan Chief Executive Officer

Date: November 12, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: November 12, 2003	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer