Form 10-K
period 2004-12-31
PDC 2000 C LTD
filed 2005-04-22
CIK 1127360

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes         No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act). Yes   No X

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

Employees

     The Partnership has no employees; however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of 31 gross (22.14 net) wells and will continue to operate and produce its thirty-one gross productive wells. The Partnership does not have unexpended initial capital and no additional drilling is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue.  The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and natural gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed contracts are in place. The Partnership sold oil and natural gas to several entities of which three customers accounted for 27.5%, 26.6%, and 21.7% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004 and 31.7%, 23.2% and 18.2% for 2003 and 35.3%, 21.5% and 11.8% for the year ended December 31, 2002, respectively.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 24 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market.  The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions.  In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas and oil with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells.  The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $3,075 and $5,400 in 2004 and 2003, respectively to comply with federal and state regulations.

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

ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of the Partnership's drilling activity from November 13, 2000 (date of inception) to December 31, 2004. All of the Partnership's wells drilled and producing are located in Michigan and Colorado.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
31	-	31	22.14	-	22.14

     The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

Summary of Productive Wells

     The table below shows the number of the Partnership's gross and net wells by area as of December 31, 2004.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Managing General Partner as driller/operator is not party to any legal action that it believes would have a materially adverse affect the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During 2002 the Managing General Partner proposed an amendment to Article 8.02 of the partnership agreement to delete the word "independent" from "independent petroleum engineers". The proposed amendment was submitted to a vote and was passed.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

     Limited and additional general partnership interests are transferable; however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Years Ended December 31,
	2004	2003	2002
Oil and Gas Sales	$1,904,062	$1,997,958	$1,756,445
Costs and Expenses	1,204,198	1,475,031	1,925,574
Cumulative effect of change in accounting principle	-	(2,693)	-
Net Income (loss)	700,569	521,092	(167,213)
Allocation of Net Income (loss):
Managing General Partner	140,114	104,218	(33,443)
Limited and Additional General Partners	560,455	416,874	(133,770)
Per Limited and Additional General Partner Unit	800	595	(191)
Total Assets	9,303,900	9,881,308	10,786,898
Distributions:
Managing General Partner	260,232	284,831	244,460
Limited and Additional General Partners	1,040,928	1,139,326	977,840

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

     The Partnership had working capital at December 31, 2004 of $365,896.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $1,904,062 compared to $1,997,958 for the year ended December 31, 2003.  For the year ended December 31, 2004, the Partnership sold 279,639 Mcf of gas and 11,764 barrels of oil at average sales prices of $5.22 and $37.75, respectively.  This compared with 377,637 Mcf of gas and 16,466 barrels of oil sold at average sales prices of $3.98 and $29.96, respectively for the year ended December 31, 2003. Lifting cost per Mcfe in 2004 amounted to $1.51 as compared to $1.29 for 2003. This increase is partially attributed to the increase in severance and property taxes.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization decreased from $847,833 for the year ended December 31, 2003 to $662,852 for the year ended December 31, 2004 as a result of lower volumes of natural gas and oil sold.  Cash distributions to the partners amounted to $1,301,160 in 2004.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes. Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

                                                                                         7

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

New Accounting Standards

     In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $6,191 and a related liability of $8,884 (using a 6% discount rate) and a cumulative effect of change in accounting principle on prior years of $2,693.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

     The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Purchase	1,170	6.63	7,762	(445)
Natural Gas	Floors	95,863	4.21	-	15,911
Natural Gas	Ceilings	47,932	5.33	-	(38,829)
Oil	Floors	4,977	32.30	160,754	4,240
Oil	Ceilings	2,488	40.00	99,538	(13,460)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	1,170	6.63	7,762	(445)
Natural Gas	Floors	95,863	4.21	-	15,911
Natural Gas	Ceilings	47,932	5.33	-	(38,829)
Oil	Floors	4,977	32.30	160,754	4,240
Oil	Ceilings	2,488	40.00	99,538	(13,460)
8 Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	1,299	5.40	7,017	(973)
Natural Gas	Purchase	1,114	4.77	5,313	739
Natural Gas	Floors	85,621	3.48	-	224
Natural Gas	Ceilings	81,722	4.99	-	(3,993)

 The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

ITEM  9B.  OTHER INFORMATION

           NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The Partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

      Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

         NON-APPLICABLE.

                                                                                   9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Tax return preparation	$ 5,105	5,105	6,490
Direct administrative cost	1,709	4,277	1,381
Lifting costs	530,060	613,491	630,928

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the years ended December 31, 2004 and 2003, the Partnership paid KPMG LLP $3,906 and $3,792, respectively, for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of financial statements included in the Partnership's Form 10-Qs.

Pre-Approval Policies and Procedures

     The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent accountants be subject to pre-approval by the Audit Committee or authorized members of the Committee. Since the Partnership does not have an Audit Committee, the Managing General Partner's Audit Committee also serves for the Partnership.  The Audit Committee has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent accountants. Services necessary to conduct the annual audit must be pre-approved by the Audit Committee or by an authorized Audit Committee member.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

                (3)         Exhibits

4.1

Form of Limited Partnership Agreement (incorporated by reference to Appendix A to Form S-1, SEC File No. 333-41977, and Rule 424 final prospectus, dated June 8 2000 , of PDC 2000 Drilling Program, filed with the SEC on June 12, 2000).

14	Code of Ethics of Petroleum Development Corporation (incorporated by reference to the posted code on the web site of Petroleum Development Corporation at www.petd.com).
10
31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.
31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2000-C Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ Steven R. Williams Steven R. Williams, Chairman
April 19, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 19, 2005

/s/ Darwin L. Stump Darwin L. Stump	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 19, 2005

/s/ Thomas E. Riley Thomas E. Riley	President and Director	April 19, 2005

/s/ Donald B. Nestor Donald B. Nestor	Director	April 19, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 19, 2005

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Years Ended December 31, 2004, 2003 and 2002

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

All financial statement schedules have been omitted because they are not applicable or not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 2000-C Limited Partnership:

We have audited the accompanying balance sheets of PDC 2000-C Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2000-C Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 19 2005

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003

Current assets:
Cash	$2,264	1,717
Accounts receivable - oil and gas revenues	431,309	346,412
Total current assets	433,573	348,129

Oil and gas properties, successful efforts method (notes 3 and 6):
Oil and gas properties	13,270,840	13,270,840
Less accumulated depreciation, depletion, and amortization	4,400,513	3,737,661
	8,870,327	9,533,179

	$9,303,900	9,881,308

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$67,676	16,479
Total current liabilities	67,676	16,479

Asset retirement obligation	9,983	9,417

Partners' equity	9,226,241	9,855,412

	$9,303,900	9,881,308

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Revenues: Sales of oil and gas	$1,904,062	1,997,958	1,756,445
Interest income	705	858	1,916
	1,904,767	1,998,816	1,758,361
Expenses (note 3):

Lifting cost	530,060	613,491	630,928
Independent audit fee	3,906	3,792	3,682
Tax return preparation	5,105	5,105	6,490
Direct administrative cost	2,275	4,810	1,381
Independent engineering cost	-	-	2,033
Depreciation, depletion and amortization	662,852	847,833	1,281,060
	1,204,198	1,475,031	1,925,574

Income (loss) before cumulative effect of change in accounting principle	700,569	523,785	(167,213)

Cumulative effect of change in accounting principle	-	(2,693)	-

Net income (loss)	700,569	521,092	(167,213)

Net income (loss) per limited and additional general partner unit before cumulative effect of change in accounting principle	800	598	(191)

Cumulative effect of change in accounting principle	-	(3)	-

Net income (loss) per limited and additional general partner unit	$ 800	595	(191)

    See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Partners' Equity and Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

Limited and additional General Partners	Managing General Partner	Accumulated Other Comprehensive

Income (Loss)

				Total
Balance December 31, 2001	$9,721,592	2,430,401	-	12,151,993

Distributions to partners	(977,840)	(244,460)		(1,222,300)

Comprehensive loss:
Net loss	(133,770)	(33,443)		(167,213)
Change in fair value of outstanding hedging positions			2,741
Reclassification adjustment for settled contracts included in net income (loss)			-
Other comprehensive income			2,741	2,741
Comprehensive loss				(164,472)

Balance December 31, 2002	8,609,982	2,152,498	2,741	10,765,221

Distributions to partners	(1,139,326)	(284,831)		(1,424,157)

Comprehensive income:
Net income	416,874	104,218		521,092
Change in fair value of outstanding hedging positions			(3,497)
Reclassification adjustment for settled contracts included in net income (loss)			(3,247)
Other comprehensive loss			(6,744)	(6,744)
Comprehensive income				514,348

Balance December 31, 2003	$7,887,530	1,971,885	(4,003)	9,855,412

Distributions to partners	(1,040,928)	(260,232)		(1,301,160)

Comprehensive income:
Net income	560,455	140,114	-	700,569
Change in fair value of outstanding hedging positions			(70,219)
Reclassification adjustment for settled contracts included in net income (loss)			41,639
Other comprehensive loss			(28,580)	(28,580)
Comprehensive income	_______	_________	________	671,989

Balance December 31,2004	$7,407,057	1,851,767	(32,583)	9,226,241

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$700,569	521,092	(167,213)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation, depletion and amortization	662,852	847,833	1,281,060
Cumulative effect of change in accounting principle	-	2,693	-
Accretion of asset retirement obligation	566	533	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(64,970)	42,719	96,781
Increase (decrease) in accrued expenses	2,690	1,183	(191)

Net cash provided from operating activities	1,301,707	1,416,053	1,210,437

Cash flows used by financing activities:
Distributions to partners	(1,301,160)	(1,424,157)	(1,222,300)

Net cash used by financing activities	1,301,160	(1,424,157)	(1,222,300)

Net increase (decrease) in cash	547	(8,104)	(11,863)
Cash at beginning of year	1,717	9,821	21,684
Cash at end of year	$ 2,264	1,717	9,821

See accompanying notes to financial statements.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2004, 2003 and 2002

(1) Summary of Significant Accounting Policies

    Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2000-C Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at December 31, 2004, 2003 and 2002 by the Managing General Partner's petroleum engineers.  If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil

                                                                            F-8

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

production.  The Partnership's crude oil production is sold to purchasers at or near the Partnership's wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.

The Partnership sold oil and natural gas to several entities of which three customers accounted for 27.5%, 26.6%, and 21.7% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004 and 31.7%, 23.2% and 18.2% for 2003 and 35.3%, 21.5% and 11.8% for the year ended December 31, 2002, respectively.

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

All derivatives are recognized on the Partnership's balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments.  The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Managing General Partner discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is designated as a hedging instrument, because it is probable that a forecasted transaction will not occur, or the Managing General Partner determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

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

New Accounting Standards

In June 2001, the Financial Accounting Standard Board issued FASB No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted FASB No. 143 on January 1, 2003 and recorded a net asset of $6,191 and a related liability of $8,884 (using a 6% discount rate) and a cumulative effect on change in accounting principle on prior years of $2,693.

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(3)  Transactions with Managing General Partner and Affiliates

     Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Lifting Costs	$530,060	613,491	630,928
Tax return preparation	5,105	5,105	6,490
Direct administrative cost	1,709	4,277	1,381

(4)  Allocation

     The table below summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the initial capital, in the costs and revenues of the Partnership.

Partnership Costs	Investor Partners(5)(6)	Managing General Partner(5)(6)
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee(2)	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs(3)	80%	20%
Direct Costs(4)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases.	80%	20%
Interest Income	80%	20%

___________________

     (1) Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds.  In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

     (2) Represents a one-time fee paid to the Managing General Partner on the day the Partnership is funded equal to 2-1/2% of total investor subscriptions.

(3) Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

                                                                               F-11

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

     (7) In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners which is entirely voluntary on the part of the partners. During 2004 PDC purchased .25 units of partnership interest for a total ownership of one (1) unit as of December 31, 2004, which represents a .15% ownership of the original Investor Partners share of the limited and additional general partnership units. Therefore, costs and revenues and distributions for these purchased units are allocated to PDC in accordance with the Investor Partners allocation percentages disclosed in this table.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales and marketing activities.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

     The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                                                                                  Notes to Financial Statements

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value

Total Contracts as of December 31, 2004
Natural Gas	Purchase	1,170	6.63	7,762	(445)
Natural Gas	Floors	95,863	4.21	-	15,911
Natural Gas	Ceilings	47,932	5.33	-	(38,829)
Oil	Floors	4,977	32.30	160,754	4,240
Oil	Ceilings	2,488	40.00	99,538	(13,460)

Contracts maturing in 12 months following December 31, 2004
Natural Gas	Purchase	1,170	6.63	7,762	(445)
Natural Gas	Floors	95,863	4.21	-	15,911
Natural Gas	Ceilings	47,932	5.33	-	(38,829)
Oil	Floors	4,977	32.30	160,754	4,240
Oil	Ceilings	2,488	40.00	99,538	(13,460)

Prior Year Total Contracts as of December 31, 2003
Natural Gas	Sale	1,299	5.40	7,017	(973)
Natural Gas	Purchase	1,114	4.77	5,313	739
Natural Gas	Floors	85,621	3.48	-	224
Natural Gas	Ceilings	81,722	4.99	-	(3,993)

 The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 24 months.

(6)  Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

	December 31,
	2004	2003	2002
Lease acquisition costs	$321,700	$321,700	$321,700
Intangible development costs	12,187,183	12,187,183	12,187,183
Well equipment	2,725,096	2,725,096	2,725,096
Impairment charge	(1,971,046)	(1,971,046)	(1,971,046)
Capitalized asset retirement cost	7,907	7,907	-
	$13,270,840	$13,270,840	$13,262,933

There were no costs incurred for the Partnership's oil and gas activities for the years ended December 31, 2004, 2003 and 2002.

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                                                                                 Notes to Financial Statements

(7)  Income Taxes

     As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2004 and 2003, the income tax basis of the partnership's oil and gas properties was $1,181,848 and $1,520,863, respectively.

 (8)  Supplemental Reserve Information (unaudited)

Proved oil and gas reserves of the Partnership have been estimated by the Managing General Partner's petroleum engineers. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year-end prices. A copy of the reserve report has been made available to all partners.  All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Oil (BBL)
	2004	2003	2002
Proved developed reserves:
Beginning of year	185,000	174,000	173,000
Revisions of previous estimates	(20,000)	27,000	22,000
New Discoveries and extensions
Michigan Basin	-	-	-
Rocky Mountain Region	-	-	-
Production	(12,000)	(16,000)	(21,000)
End of year	153,000	185,000	174,000
	Gas (MCF)
	2004	2003	2002
Proved developed reserves:
Beginning of year	4,724,000	5,024,000	5,255,000
Revisions of previous estimates	(247,000)	78,000	314,000
New Discoveries and extensions
Michigan Basin	-	-	-
Rocky Mountain Region	-	-	-
Production	(280,000)	(378,000)	(545,000)
End of year	4,197,000	4,724,000	5,024,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

PDC 2000-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

                                                                                    Notes to Financial Statements

	As of December 31,
	2004	2003	2002
Future estimated revenues	$32,247,000	31,292,000	23,186,000
Future estimated production costs	(10,008,000)	(8,315,000)	(6,223,000)
Future estimated development costs	(1,143,000)	(1,143,000)	(1,069,000)
Future net cash flows	21,096,000	21,834,000	15,894,000
10% annual discount for estimated timing of cash flows	(10,175,000)	(11,116,000)	(7,939,000)
Standardized measure of discounted future
estimated net cash flows	$10,921,000	10,718,000	7,955,000

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Years Ended December 31,
	2004	2003	2002
Sales of oil and gas production, net of production costs	$(1,374,000)	(1,384,000)	(1,126,000)
Net changes in prices and production costs	2,005,000	6,559,000	7,876,000
Extensions, discoveries, and improved recovery,
less related cost	-	-	-
Revisions of previous quantity estimates	(1,369,000)	765,000	678,000
Accretion of discount	941,000	(3,177,000)	(3,879,000)
	$203,000	2,763,000	3,549,000

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